Form 10-Q
period 2003-03-31
ABIC REALTY FUND I LP
filed 2003-12-22
CIK 1176254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003.

                                       or

|_| TRANSACTION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                             Commission file number:
                                    333-91322

                            ABIC REALTY FUND I, L.P.
             (Exact name of registrant as specified in its charter)

             Texas                                               81-0554775
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

                         9520 North May Avenue Suite 330
                          Oklahoma City Oklahoma 73120
                                  405-302-6434
   (Address and telephone number of registrant's principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, or
(2) has been subject to such filing requirements for the past 90 days.

      Yes |X| No |_|

================================================================================

                            ABIC REALTY FUND I, L.P.
         (a Texas Limited Partnership and development stage enterprise)

                                      INDEX

Part 1 - FINANCIAL INFORMATION                                              Page
  Item 1.  Financial Statements                                              2
  Item 2.  Management's Discussion and Analysis and Plan of Operations       2
Part 2 - OTHER INFORMATION
  Item 1.  Legal Proceedings                                                 3
  Item 2.  Changes in Securities                                             3
  Item 3.  Defaults Upon Senior Securities                                   3
  Item 4.  Submission of Matters to a Vote of Security Holders               3
  Item 5.  Other Information                                                 3
  Item 6.  Exhibits and Reports on Form 8-K                                  3
  Signature                                                                  4

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See pages F-1 through F-4.

Item 2. Management's Discussion and Analysis and Plan of Operations

ABIC Realty Fund I, L.P. (the "Partnership") was formed on May 17, 2002 as a Texas Limited Partnership to purchase on an all cash basis and operate a portfolio of income producing real estate properties that: (i) pay quarterly cash distributions to its investors at an increasing rate over time, that for taxable investors may be partially free from current taxation; and (ii) increase in value over time. (the "Properties") No assurance can be given that these business objectives will be attained. The General Partner of the Partnership is ABIC Realty Corporation, a Texas corporation. The Partnership has completed a Registration Statement with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $40,000,000 of Limited Partnership Units (the "Units") (4,000,000 units at $10 per unit). During 2003 the Partnership activities related only to pre-offering planning. The partnership expects to began to actively offering Limited Partnership units to the public in the first quarter of year 2004. Thereafter, the Partnership will initiate its principal business operations only after a minimum of $100,000 in Unit subscriptions is received. The Partnership's fiscal year will end on December 31.

The Partnership is considered to be in the "developmental stage" as substantially all of its efforts have been expended in establishing the new business and planned principal operations have not commenced. The Partnership has received no revenues and incurred no expenses in the years 2002 or 2003 except for write-off of organization costs in the amount of $800 in the year 2002. Accordingly, statements of income and cash flows are not material and are not included in the financial statements.

The Partnership plans to offer beginning in the first quarter of 2004 on a "best efforts basis" up to $40,000,000 of Limited Partnership Units. The Units will be offered though licensed broker-dealers. The broker-dealers will be paid commissions equaling 7.5% of the proceeds of the Unit sale and up to 1% of the gross offering proceeds for non-accountable expenses. The Partnership will pay to the General Partner 6% of the Unit proceeds to reimburse registration, legal, accounting, printing, marketing and other out-of-pocket expenses as well as general, administrative and overhead expenses borne by the General Partner in connection with the offering and organization of the Partnership. The remainder of the Limited Partner Unit sale proceeds will be used to purchase commercial real estate properties, acquired on an all-cash basis. ABIC Realty Fund I, L.P. will conduct its business pursuant to a limited partnership agreement. Investor subscription funds are to be held in an escrow bank account until $100,000 in subscriptions have been received by the Partnership.

The total General Partner Initial Capital Contribution is $1,000. Additionally, as of December 31, 2002 the General Partner has advanced cash to the Partnership of $10,000 which may be used in the future to pay incidental expenses of the partnership. All offering and organization costs have been paid by the General Partner and if the offering is successfully completed, the Partnership will pay 6% of the proceeds of the offering to the General Partner as described in Note
B. Offering costs have been recorded as a liability and capitalized as an asset on the balance sheet of the Partnership. Organization costs of $800 have been expensed in 2002. The Partnership and its Properties will be managed and administrated on behalf of the Partnership by the General Partner. Fees to be paid to the General Partner have not been negotiated on an arms length basis. The General Partner intends to contract a portion of its duties to qualified third-party property managers and real estate brokers.

Limited Partnership Investors will incur various risks and uncertainties including, but not limited to, all market risks generally associated with real estate investments and concentration of assets since the Partnership will invest only in commercial real estate properties and all Properties are expected to be located in urban and suburban areas of southern, southwestern and southeastern United States. Limited Partners have limited voting rights and must rely on the General Partner, who will have full responsibility for the management of the Partnership. The number of properties that the Partnership will acquire and diversification of its investments will be reduced to the extent that less than the maximum offering amount is raised. Additionally, due to certain federal income tax considerations, liquidity of the Limited Partnership Units will be restricted.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings pending against the Partnership and no legal proceedings filed against any other parties by the Partnership.


Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

      a) Exhibits

      Exhibit
      Number     Exhibit
      ------     -------

      3.1    -   Form of Agreement of Limited Partnership of ABIC Realty Fund I,
                 L.P. (1)

      31     -   Certification (Chief Executive Officer)

      32     -   Certification (Chief Executive Officer)

      b) Reports on Form 8-K

      No reports on Form 8-K were filed.

----------
(1) Incorporated by reference to the Partnership's Form S-11 Registration Statement

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ABIC Realty Fund I, L.P.


Dated December 22, 2003                 By: /s/ Michael R. Marshall
                                            ------------------------------------
                                            Michael R. Marshall, President and
                                            Chief Financial Officer of ABIC
                                            Realty Corporation, General Partner

                            ABIC REALTY FUND I, L.P.
                          (a Texas Limited Partnership)

                                  BALANCE SHEET
                   As of December 31, 2002 and March 31, 2003

                                     ASSETS

                                                        December 31,  March 31,
                                                            2002        2003
                                                        ------------  ---------

CURRENT ASSETS
     Cash and cash equivalents                            $  11,100   $  11,100
     Capitalized offering costs                              71,000      89,600
                                                          ---------   ---------
TOTAL ASSETS                                              $  82,100   $ 100,700
                                                          =========   =========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES
     Due to General Partner, ABIC Realty Corporation      $  81,800   $ 100,400

PARTNERSHIP CAPITAL
     Initial General Partner Contribution                     1,000       1,000
     Initial Limited Partner Contribution                       100         100
     Loss resulting from write-off of organization costs       (800)       (800)
                                                          ---------   ---------
          Total Partnership Captial                             300         300
                                                          ---------   ---------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                 $  82,100   $ 100,700
                                                          =========   =========

                 See accompanying notes to financial statements

                            ABIC REALTY FUND I, L.P.
                          (a Texas Limited Partnership)

          STATEMENT OF CHANGES IN PARTNER'S CAPITAL For the period from formation through December 31, 2002
                  and for the three months ended March 31, 2003

                                                          Initial
                                               Initial    Limited
                                               General    Partner    Current
                                               Partner    Capital     Year
                                               Capital   (10 Units)   Loss        Total
                                               -------   ----------  -------     -------

Balance Prior to Formantion on May 17, 2002    $    --    $    --    $    --     $    --

June 2002, Initial Capital                       1,000        100         --       1,100

Write-off of organization cost                      --         --       (800)       (800)
                                               -------    -------    -------     -------

Balances, December 31, 2002                    $ 1,000    $   100    $  (800)    $   300

Capital Changes during  year 2003                   --         --         --          --
                                               -------    -------    -------     -------

Balances at March 31, 2003                     $ 1,000    $   100    $  (800)    $   300
                                               =======    =======    =======     =======

                 See accompanying notes to financial statements

                            ABIC REALTY FUND I, L.P.
        (a Texas Limited Partnership and developmental stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

I.    General

      ABIC Realty Fund I, L.P. (the "Partnership") was formed on May 17, 2002 as a Texas Limited Partnership to purchase and operate a portfolio of income producing real estate properties that: (i) pay quarterly cash distributions to its investors at an increasing rate over time, that for taxable investors may be partially free from current taxation; and (ii) increase in value over time. (the "Properties") No assurance can be given that these business objectives will be attained. The General Partner of the Partnership is ABIC Realty Corporation, a Texas corporation. The Partnership has completed a Registration Statement with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $40,000,000 of Limited Partnership Units (the "Units") (4,000,000 units at $10 per unit). During 2003 the Partnership activities related only to pre-offering planning. The partnership expects to began to actively offering Limited Partnership units to the public in the first quarter of year 2004. Thereafter, the Partnership will initiate its principal business operations only after a minimum of $100,000 in Unit subscriptions is received.

      The Partnership's fiscal year will end on December 31.

      Developmental Stage Enterprise

      The Partnership is considered to be in the "developmental stage" as substantially all of its efforts have been expended in establishing the new business and planned principal operations have not commenced. The Partnership has received no revenues and incurred no expenses in the years 2002 or 2003 except for write-off of organization costs in the amount of $800 in the year 2002. Accordingly, statements of income and cash flows are not material and are not included herein.

      NOTE B - SALE OF LIMITED PARTNERSHIP UNITS

      The Partnership plans to offer on a "best efforts basis" up to $40,000,000 of Limited Partnership Units. The Units will be offered though licensed broker-dealers. The broker-dealers will be paid commissions equaling 7.5% of the proceeds of the Unit sale and up to 1% of the gross offering proceeds for non-accountable expenses. The Partnership will pay to the General Partner 6% of the Unit proceeds to reimburse registration, legal, accounting, printing, marketing and other out-of-pocket expenses as well as general, administrative and overhead expenses borne by the General Partner in connection with the offering and organization of the Partnership. The remainder of the Limited Partner Unit sale proceeds will be used to purchase commercial real estate properties, acquired on an all-cash basis. ABIC Realty Fund I, L.P. will conduct its business pursuant to a limited partnership agreement. Investor subscription funds are to be held in an escrow bank account until $100,000 in subscriptions have been received by the Partnership.

      NOTE C - RISKS AND UNCERTAINTIES

      Limited Partnership Investors will incur various risks and uncertainties including, but not limited to, all market risks generally associated with real estate investments and concentration of assets since the Partnership will invest only in commercial real estate properties and all Properties are expected to be located in urban and suburban areas of southern, southwestern and southeastern United States. Limited Partners have limited voting rights and must rely on the General Partner, who will have full responsibility for the management of the Partnership. The number of properties that the Partnership will acquire and diversification of its investments will be reduced to the extent that less than the maximum offering amount is raised. Additionally, due to certain federal income tax considerations, liquidity of the Limited Partnership Units will be restricted.

      NOTE D - RELATED PARTY TRANSACTIONS

      The total General Partner Initial Capital Contribution is $1,000. Additionally, as of December 31, 2002 the General Partner has advanced cash to the Partnership of $10,000 which may be used in the future to pay incidental expenses of the partnership. All offering and organization costs have been paid by the General Partner and if the offering is successfully completed, the Partnership will pay 6% of the proceeds of the offering to the General Partner as described in Note B. Total Partnership offering and organization costs paid by the General Partner at December 31, 2002 and March 31, 2003 of approximately $72,000 and $100,000 respectively. Offering costs have been recorded as a liability and capitalized as an asset on the balance sheet of the Partnership. Organization costs of $800 have been expensed in 2002. The Partnership and its Properties will be managed and administrated on behalf of the Partnership by the General Partner. Fees to be paid to the General Partner have not been negotiated on an arms length basis. The General Partner intends to contract a portion of its duties to qualified third-party property managers and real estate brokers.