Form 10-Q
period 2003-09-30
ABIC REALTY FUND I LP
filed 2003-12-22
CIK 1176254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.

                                       or

|_| TRANSACTION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

                            ABIC REALTY FUND I, L.P.
                          (a Texas Limited Partnership)

                                  BALANCE SHEET
                 As of December 31, 2002 and September 30, 2003

                                     ASSETS

                                                           December 31,  September 30,
                                                              2002           2003
                                                           ------------  -------------
CURRENT ASSETS
     Cash and cash equivalents                              $  11,100     $  11,100
     Capitalized offering costs                                71,000       182,300
                                                            ---------     ---------
TOTAL ASSETS                                                $  82,100     $ 193,400
                                                            =========     =========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES
     Due to General Partner, ABIC Realty Corporation        $  81,800     $ 193,100

PARTNERSHIP CAPITAL
     Initial General Partner Contribution                       1,000         1,000
     Initial Limited Partner Contribution                         100           100
     Loss resulting from write-off of organization costs         (800)         (800)
                                                            ---------     ---------
          Total Partnership Captial                               300           300
                                                            ---------     ---------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                   $  82,100     $ 193,400
                                                            =========     =========

                 See accompanying notes to financial statements

                            ABIC REALTY FUND I, L.P.
                          (a Texas Limited Partnership)

          STATEMENT OF CHANGES IN PARTNER'S CAPITAL For the period from formation through December 31, 2002
                and for the nine months ended September 30, 2003

                                                          Initial
                                               Initial    Limited
                                               General    Partner    Current
                                               Partner    Capital     Year
                                               Capital   (10 Units)   Loss        Total
                                               -------    -------    -------     -------

Balance Prior to Formantion on May 17, 2002    $    --    $    --    $    --     $    --

June 2002, Initial Capital                       1,000        100         --       1,100

Write-off of organization cost                      --         --       (800)       (800)
                                               -------    -------    -------     -------

Balances, December 31, 2002                    $ 1,000    $   100    $  (800)    $   300

Capital Changes during  year 2003                   --         --         --          --
                                               -------    -------    -------     -------

Balances at September 30, 2003                 $ 1,000    $   100    $  (800)    $   300
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

      NOTE D - RELATED PARTY TRANSACTIONS

      The total General Partner Initial Capital Contribution is $1,000. Additionally, as of December 31, 2002 the General Partner has advanced cash to the Partnership of $10,000 which may be used in the future to pay incidental expenses of the partnership. All offering and organization costs have been paid by the General Partner and if the offering is successfully completed, the Partnership will pay 6% of the proceeds of the offering to the General Partner as described in Note B. Total Partnership offering and organization costs paid by the General Partner at December 31, 2002 and September 30, 2003 of approximately $72,000 and $193,100 respectively. Offering costs have been recorded as a liability and capitalized as an asset on the balance sheet of the Partnership. Organization costs of $800 have been expensed in 2002. The Partnership and its Properties will be managed and administrated on behalf of the Partnership by the General Partner. Fees to be paid to the General Partner have not been negotiated on an arms length basis. The General Partner intends to contract a portion of its duties to qualified third-party property managers and real estate brokers.